Form 10-K
period 2025-12-31
Carvana Auto Receivables Trust 2025-P1
filed 2026-03-26
CIK 2037956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
333-263473-07
(Commission File Number of issuing entity)

Carvana Auto Receivables Trust 2025-P1
(Exact name of issuing entity as specified in its charter)
Commission File Number of issuing entity: 333-263473-07
Central Index Key Number of issuing entity: 0002037956
Carvana Receivables Depositor LLC
(Exact name of depositor as specified in its charter)
Commission File Number of depositor: 333-263473
Central Index Key Number of depositor: 0001770373
Carvana, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001576462

Delaware	99-6796306
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Carvana, LLC 300 East Rio Salado Parkway, Tempe, AZ 85281	85281
(Address of principal executive offices of the issuing entity)	(Zip Code)
(602) 922-9866
(Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report, or as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1, Business

(b)	Item 1A, Risk Factors

(c)	Item 2, Properties

(d)	Item 3, Legal Proceedings

Item 1B.	Unresolved Staff Comments.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
No single obligor represents 10% or more of the pool assets held by Carvana Auto Receivables Trust 2025-P1 (the “Issuing Entity”).
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information Regarding Significant Enhancement Providers).
No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.
Item 1117 of Regulation AB. Legal Proceedings.
Except as previously disclosed in the final prospectus relating to the Notes publicly offered by the Issuing Entity, no legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies, or of which any property of the following companies is the subject, that are or would be material to holders of the Notes or the Certificates: Carvana, LLC (the “Sponsor”), Carvana Receivables Depositor LLC (the “Depositor”), Computershare Trust Company, National Association, as collateral custodian (in such capacity, the “Collateral Custodian”) and as indenture trustee (in such capacity, the “Indenture Trustee”), Bridgecrest Credit Company, LLC (the “Servicer”), or the Issuing Entity.

PART II
The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(b)	Item 6, Selected Financial Data

(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(d)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk

(e)	Item 8, Financial Statements and Supplementary Data

(f)	Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(g)	Item 9A, Controls and Procedures

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 10, Directors, Executive Officers and Corporate Governance

(b)	Item 11, Executive Compensation

(c)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(d)	Item 13, Certain Relationships and Related Transactions, and Director Independence

(e)	Item 14, Principal Accountant Fees and Services
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119 of Regulation AB.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The Sponsor (in its role as administrator), the Servicer, the Collateral Custodian, the Indenture Trustee, the Collateral Custodian and the Indenture Trustee (collectively, the “Servicing Participants”) have each been identified by the registrant as a party participating in the servicing function with respect to the pool assets. Each of the Servicing Participants has provided a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, a “Report on Assessment”) by one or more registered public accounting firms, which Reports on Assessment are also attached as exhibits to this Form 10-K.
Management's Assessment of Compliance for the Sponsor has identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i)(C)—reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports are filed with the Commission as required by its rules and regulations. This material instance of noncompliance does not relate to the asset-backed securities covered in this Form 10-K and issued by the Issuer. The instance involves the matter set forth below:
On Tuesday, February 11, 2025, while preparing for upcoming monthly filings, the Sponsor discovered that the Forms 10-D and ABS-EE filings for the Carvana Auto Receivables Trust 2024-P4 transaction disclosing activity during the December collection period were not filed on EDGAR within fifteen calendar days of the January 2025 distribution date. Such reports were filed on EDGAR on Wednesday, February 12, 2025. The servicer’s certificate associated with such Form 10-D was delivered to investors in a timely manner and all distributions to investors were correct and timely. This matter did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.
To address this matter and previous instances of noncompliance, the Sponsor has instituted new policies and procedures, including additional layers of attorney oversight and compliance checks, to assure that everyone involved in the EDGAR filing process has clear and documented guidance on the applicable filing timelines. The Sponsor has also begun maintaining a comprehensive log of all outstanding transactions and filings made during each reporting period. This log will include hyperlinks to each submission on EDGAR, providing a centralized record for verification. In-house attorneys will use this log to confirm that each required filing has been made timely is properly reflected on EDGAR, and includes all necessary and correct exhibits. Further, the Sponsor has implemented measures including enhanced reviews of the servicer's certificates provided by the Servicer and clearer lines of communication associated with the distribution of the finalized monthly servicer's certificates. These new lines of communication require that there will only be one access point for the finalized servicer's certificates to ensure that each deal party is using the same finalized version of such servicer's certificate. Each of these procedural enhancements will be completed within five business days of the monthly distribution date for the Sponsor's transactions. These added layers of oversight will serve as a final quality control measure, ensuring that the registrant will make all required filings (Form 10-D, Form 10-K and Form 8-K) with the SEC under the applicable CIK number for each issuing entity of the registrant in a timely manner.

None of the other Servicing Reports or the Reports on Assessment have identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Participants.
Item 1123 of Regulation AB. Servicer Compliance Statement.
The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has provided a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	List of documents filed as part of this report Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit	Description

3.1
Certificate of Formation of the Depositor (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SF-3 (No. 333-263473) filed with the Commission by the Depositor on March 11, 2022 (the “Registration Statement”)).

3.2	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1
Indenture, dated as of March 17, 2025 (the “Closing Date”), by and among the Issuing Entity, Carvana Auto Receivables Trust 2025-P1 (the “Grantor Trust”), and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission by the Depositor on March 19, 2025 (the “Closing 8-K”)).

10.1	Receivables Purchase Agreement, dated as of the Closing Date, by and between Carvana and the Depositor (incorporated by reference to Exhibit 10.1 to the Closing 8-K).

10.2	Receivables Transfer Agreement, dated as of the Closing Date, by and between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 10.2 to the Closing 8-K).

10.3	Receivables Contribution Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust (incorporated by reference to Exhibit 10.3 to the Closing 8-K).

10.4
Servicing Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Servicer, the Indenture Trustee and Vervent Inc. (the “Backup Servicer”) (incorporated by reference to Exhibit 10.4 to the Closing 8-K).

10.5
Backup Servicing Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Servicer and the Backup Servicer (incorporated by reference to Exhibit 10.5 to the Closing 8-K).

10.6
Asset Representations Review Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Sponsor, the Servicer and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 10.6 to the Closing 8-K).

10.7	Amended and Restated Trust Agreement, dated as of the Closing Date, by and between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 10.7 to the Closing 8-K).

10.8
Amended and Restated Grantor Trust Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust Trustee (incorporated by reference to Exhibit 10.8 to the Closing 8-K).

10.9
Administration Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Sponsor, and the Indenture Trustee (incorporated by reference to Exhibit 10.9 to the Closing 8-K).

10.10
Collateral Custodian Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, Carvana, the Servicer, the Collateral Custodian and the Indenture Trustee (incorporated by reference to Exhibit 10.10 to the Closing 8-K).

31.1	Certification of senior officer in charge of the securitization of the Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of the Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of the Indenture Trustee.

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria of the Collateral Custodian.

33.4	Report on Assessment of Compliance with Applicable Servicing Criteria of the Sponsor.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Servicer.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of the Indenture Trustee.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of the Collateral Custodian.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Sponsor.

35.1	Servicer Compliance Statement of Bridgecrest Credit Company, LLC, as Servicer.

(c)	Not applicable.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	Carvana Receivables Depositor LLC, as Depositor

By:	/s/ Mike McKeever
Mike McKeever
President
Date: March 26, 2026

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.